Form 10-K
period 1999-12-31
CWABS INC COUNTRYWIDE HOME EQUITY LOAN TRUST 1999-B
filed 2000-03-15
CIK 1087174

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                    -------

                                   FORM 10-K

(Mark One)

         [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended:  December 31, 1999
                                     -----------------

                                      OR

         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    ------------

                     Commission file number: 333-60823-05


                                  CWABS, Inc.
      Revolving Home Equity Loan Asset Backed Certificates, Series 1999-B
      -------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


       Delaware                                    95-4596514
--------------------------------          -----------------------------------
(State or other jurisdiction of           (IRS Employer Identification Number)
incorporation or organization)

c/o   The First National Bank of Chicago
      Corporate Trust Services Division
      One North State Street, 9th Floor
      Chicago, Illinois                                         60670
-----------------------------------------            ------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:   (312) 407-1902
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ----


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes X   No
                                                  --      --
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant: Not applicable

State the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1999: Not applicable



DOCUMENTS INCORPORATED BY REFERENCE

                          None.

                             *       *         *


         This Annual Report on Form 10-K (the "Report") is filed with respect to the trust fund which issued the CWABS, Inc., Revolving Home Equity Loan Asset Backed Certificates, Series 1999-B (the "Trust Fund") formed pursuant to the pooling and servicing agreement dated as of May 21, 1999 (the "Pooling and Servicing Agreement") among CWABS, Inc., as depositor (the "Company"), Countrywide Home Loans, Inc., as seller and master servicer (the "Master Servicer"), and The First National Bank of Chicago, as trustee (the "Trustee"), for the issuance of the CWABS, Inc., Revolving Home Equity Loan Asset Backed Certificates, Series 1999-B (the "Certificates"). Certain information otherwise required to be included in this Report by the Instructions to Form 10-K has been omitted in reliance on the relief granted by the Commission to other companies in similar circumstances, including, but not limited to, the relief granted to CWMBS, Inc. (February 3, 1994) (collectively, the "Relief Letters").


                                    PART I


ITEM 1.  BUSINESS

         Not applicable in reliance on the Relief Letters.

ITEM 2.  PROPERTIES

         Not applicable in reliance on the Relief Letters.

ITEM 3.  LEGAL PROCEEDINGS

         There were no material pending legal proceedings relating to the Trust Fund to which any of the Trust Fund, the Trustee, the Master Servicer or the Company was a party or of which any of their respective properties was the subject during the fiscal year covered by this Report, nor is the Company aware of any such proceedings contemplated by governmental authorities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of Certificateholders, and no Certificateholder consent was solicited during the fiscal year covered by this Report.


                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) There is no established public trading market for the Certificates.

         (b) At December 31, 1999, there were less than 300 holders of record of the Certificates.

         (c) Not applicable. (Information as to distributions to Certificateholders is provided in the Registrant's monthly filings on Form 8-K.)

ITEM 6.  SELECTED FINANCIAL DATA

         Not applicable in reliance on the Relief Letters.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Not applicable in reliance on the Relief Letters.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Furnish the information required by Item 305 of Regulation S-K (ss.229.305 of this chapter). [Added in Release No. 34-38223 (P. 72,448), January 31, 1997, effective April 11, 1997, 62 F.R.
         6044.]

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Not applicable in reliance on the Relief Letters.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Not applicable in reliance on the Relief Letters.

ITEM 11. EXECUTIVE COMPENSATION

         Not applicable.  See the Relief Letters.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a)    Not applicable in reliance on the Relief Letters.

         (b)    Not applicable in reliance on the Relief Letters.

         (c)    Not applicable in reliance on the Relief Letters.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (a)    Not applicable in reliance on the Relief Letters.


                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                            (a) (1) Pursuant to the Pooling
                                    and Servicing Agreement, the Master
                                    Servicer is required to deliver an annual statement as to compliance with the provisions of the Pooling and Servicing Agreement and certain other matters (the "Annual Statement of the Master Servicer"). The Master Servicer is also required to cause a firm of independent public accountants to deliver an annual report as to compliance with the servicing provisions of the Pooling and Servicing Agreement (the "Annual Report of the Firm of Accountants"). The Annual Statement of the Master Servicer is included as Exhibit
                                    99.1 to this Report. The Annual Report of the Firm of Accountants is required to be delivered not later than 120 days after the end of the Master Servicer's fiscal year. The Registrant hereby undertakes to file the Annual Report of the Firm of Accountants as an Exhibit to a Form 10-K/A amending this Form 10-K promptly following the date on which such report becomes available.

                           (2)      Not applicable.

                           (3)      The required exhibits are as follows:

                                                     Exhibit 3(i):  Copy of
                                    Company's Certificate of Incorporation
                                    (Filed as an Exhibit to Registration
                                    Statement on Form S-3 (File No. 33-11095)).

                                                     Exhibit 3(ii):  Copy of
                                    Company's By-laws (Filed as an Exhibit to
                                    Registration Statement on Form S-3 (File
                                    No. 33-11095)).

                                                     Exhibit 4:  Pooling and
                                    Servicing Agreement (Filed as part of the Registrant's Current Report on Form 8-K dated May 26, 1999).

                                                     Exhibit 99.1:  Annual
                                    Statement of the Master Servicer.

                                                     Exhibit 99.2:. Annual
                                    Report of the Firm of Accountants


                  (b) Current Reports on Form 8-K filed during the quarter ending December 31, 1999:

                           Date                  Items Reported

                October 15, 1999                 Monthly Report sent to
                                                 certificateholders with the
                                                 October 1999 distribution

                November 15, 1999                Monthly Report sent to
                                                 certificateholders with the
                                                 November 1999 distribution

                December 15, 1999                Monthly Report sent to
                                                 certificateholders with the
                                                 December 1999 distribution


                  (c)      See subparagraph (a)(3) above.

                  (d)      Not applicable.  See the Relief Letters.

         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

         No such annual report, proxy statement, form of proxy or other soliciting material has been sent to Certificateholders. See the Relief Letters.


                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CWABS, INC.,
                               REVOLVING HOME EQUITY LOAN ASSET BACKED
                               CERTIFICATES, SERIES 1999-B

                               By:  The First National Bank of Chicago,
                                    as Trustee*


                               By:  /s/ Barbara G. Grosse
                                   ----------------------------------------
                                   Name:  Barbara G. Grosse
                                  Title: Vice President and Assistant Secretary

                               Date: March 15, 2000









---------------

* This Report is being filed by the Trustee on behalf of the Trust Fund. The Trust Fund does not have any officers or directors.


                                 EXHIBIT INDEX


                                                                  Sequential
Exhibit  Document                                                Page Number


3(i)        Company's Certificate of Incorporation (Filed as an Exhibit to
          Registration Statement on Form S-3 (File No. 33-11095)) *

3(ii)       Company's By-laws (Filed as an Exhibit to Registration Statement on
          Form S-3 (File No. 33-11095)) *

4           Pooling and Servicing Agreement (Filed as part of the Company's
        Current Report on Form 8-K dated May 26, 1999)   *

99.1        Annual Statement of the Master Servicer.......................11










-----------------

*     Incorporated herein by reference.




                                 EXHIBIT 99.1




                         COUNTRYWIDE HOME LOANS, INC.


                             OFFICERS' CERTIFICATE
                    ANNUAL STATEMENT OF THE MASTER SERVICER


                                  CWABS, INC.
                          REVOLVING HOME EQUITY LOAN
                   ASSET BACKED CERTIFICATES, SERIES 1999-B


         The undersigned do hereby certify that they are each an officer of Countrywide Home Loans, Inc. (the "Master Servicer") and do hereby further certify pursuant to Section 3.09 of the Pooling and Servicing Agreement for the above-captioned Series (the "Agreement") that:

         (i) A review of the activities of the Master Servicer during the preceding fiscal year and of the performance of the Master Servicer under the Agreement has been made under our supervision; and

         (ii) To the best of our knowledge, based on such review, the Master Servicer has fulfilled all its obligations under the Agreement throughout such year.




/s/ Thomas H. Boone                                  Dated:  March 15, 2000
---------------------------
Name:  Thomas H. Boone
Title: Managing Director,
        Portfolio Management




/s/ Michael Muir                                     Dated:  March 15, 2000
------------------------
Name:  Michael Muir
Title: Senior Vice President